Form 10-Q
period 1996-03-31
CAREER HORIZONS INC
filed 1996-05-10
CIK 917673

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q

          (Mark One)

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   MARCH 31, 1996

                                          OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                           Commission File Number  0-23534

                                CAREER HORIZONS, INC.
                (Exact Name of Registrant as Specified in its Charter)

                        DELAWARE                            22-3038096
               (State or other jurisdiction              (I.R.S. Employer
             of incorporation or organization)          Identification No.)


           177 CROSSWAYS PARK DRIVE, WOODBURY, NY             11797
          (Address of principal executive offices)         (Zip Code)


          Registrant's telephone number, including area code: (516) 682-1400

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes  X   No
                                                  ---     ---

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

                       Class                      Outstanding at May 1, 1996
                       -----                      --------------------------
               Common Stock, $.01 par value                 17,635,422

                        CAREER HORIZONS, INC. and SUBSIDIARIES

                                        INDEX

                                                                        PAGE
                                                                        ----

          PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Unaudited Condensed Consolidated Balance Sheets -
                    March 31, 1996 and Dec. 31, 1995                      3

                   Unaudited Condensed Consolidated Statements
                    of Income - Three months ended March 31,
                    1996 and 1995                                         5

                   Unaudited Condensed Consolidated Statements
                    of Cash Flows - Three months ended
                    March 31, 1996 and 1995                               6

                   Notes to Unaudited Condensed Consolidated
                    Financial Statements                                  7


          Item 2.  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                    9


          PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                      13

          Signatures                                                     16

          Index to Exhibits                                              17

                        CAREER HORIZONS, INC. and SUBSIDIARIES

                   UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                   (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)


                                        ASSETS

                                                       March 31,   Dec. 31,
                                                          1996       1995
                                                       ---------   --------
          CURRENT ASSETS:

             Cash and cash equivalents                  $ 69,835   $ 11,712

             Reverse repurchase agreements                41,908     48,449

             Accounts receivable, net of allowance for
              doubtful accounts of $2,480 and $1,848      78,362     62,346

             Due from Associated Offices, net of
              allowance for doubtful accounts
              of $1,373 and $1,254                        34,723     35,832

             Other receivables, net                        1,487      1,060

             Prepaid expenses                              1,235        988

             Deferred income taxes                         3,345      2,771
                                                        --------   --------
              Total current assets                       230,895    163,158

          INTANGIBLE ASSETS, net                          94,560     29,719

          FURNITURE, FIXTURES AND EQUIPMENT, net           5,838      5,003

          OTHER RECEIVABLES, net                             287        310

          OTHER ASSETS, net                                3,379      3,368
                                                        --------   --------
                                                        $334,959   $201,558
                                                        ========   ========

             The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                        CAREER HORIZONS, INC. and SUBSIDIARIES

                   UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                   (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)


                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       March 31,   Dec. 31,
                                                          1996       1995
                                                       ---------   --------
          CURRENT LIABILITIES:
             Bank overdrafts                            $ 10,649   $ 10,511
             Accounts payable and accrued liabilities     17,682     11,898
             Accrued compensation and related taxes       30,907     23,007
             Notes payable                                 1,539      6,966
             Current income taxes payable                  1,192      1,677
                                                        --------   --------

              Total current liabilities                   61,969     54,059

          DEFERRED INCOME TAXES                              231        280
          OTHER LIABILITIES                                   53         66
          7% CONVERTIBLE SENIOR NOTES DUE 2002            86,250     86,250
                                                        --------   --------

              Total liabilities                          148,503    140,655

          STOCKHOLDERS' EQUITY:
             Preferred stock, $.01 par value;
              authorized, 1,000,000 shares;
              issued and outstanding - none                  ---        ---
             Common stock, $.01 par value; authorized,
              25,000,000 shares; issued and
              outstanding - 17,618,500 and 5,622,038         176         56
             Nonvoting common stock, $.01 par value;
              shares authorized, issued and outstanding
              - none and 392,638                             ---          4
             Additional paid-in capital                  169,474     46,585
             Retained earnings                            16,861     14,329
                                                        --------   --------

                                                         186,511     60,974
             Less:  treasury stock, at cost, 6,318
              and 4,068 shares                              (55)       (71)
                                                        --------   --------

              Total stockholders' equity                 186,456     60,903
                                                        --------   --------

                                                        $334,959   $201,558
                                                        ========   ========


             The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                        CAREER HORIZONS, INC. and SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (DATA IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        Three Months Ended
                                                             March 31,
                                                        -------------------
                                                          1996       1995
                                                          ----       ----

          REVENUES                                      $127,192    $89,583

          EXPENSES:
             Cost of services                             97,409     69,024
             Selling, general and administrative
              expenses                                    19,649     12,762
             Remittance to franchisees                     4,652      4,630
             Other expense, net                              187      1,052
                                                        --------    -------
              Total expenses                             121,897     87,468

          Income from operations                           5,295      2,115

          Interest expense, net                          (1,178)      (517)
                                                         -------     ------

          Income before income taxes                       4,117      1,598

          Provision for income taxes                     (1,585)      (674)
                                                         -------    -------

          NET INCOME                                    $  2,532  $     924
                                                         =======    =======
          INCOME PER COMMON SHARE                          $.18       $.08
                                                           ====       ====

          WEIGHTED AVERAGE NUMBER
             OF SHARES OUTSTANDING                        14,440     12,305
                                                         =======    =======


               The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          CAREER HORIZONS, INC. and SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (DOLLARS IN THOUSANDS)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      -------------------
                                                         1996      1995
                                                       -------    -------


          CASH FLOWS FROM OPERATING ACTIVITIES         $(2,463)    $8,400

          CASH FLOWS FROM INVESTING ACTIVITIES:
          Investment in reverse repurchase
            agreements, net                              6,541        ---
          Acquisition of furniture, fixtures
            and equipment                                 (392)      (173)
          Acquisition of businesses, net of
            cash acquired                              (67,333)    (6,553)
                                                       --------    -------

          Net cash used by investing activities        (61,184)    (6,726)
                                                       --------    -------

          CASH FLOWS FROM FINANCING ACTIVITIES:
          Decrease in senior credit facility               ---       (820)
          Increase (decrease) in bank overdrafts           137       (266)
          Repayment of debt assumed in acquisitions        ---       (674)
          Payments under capital lease obligation          (11)       (14)
          Exercise of stock options                      1,221         92
          Proceeds from public offering of
           common stock, net                           120,423        ---
                                                       -------     -------

          Net cash provided (used) by financing
            activities                                 121,770     (1,682)
                                                       -------     -------

          INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS                                 58,123         (8)
          CASH AND CASH EQUIVALENTS, AT BEGINNING
            OF YEAR                                     11,712        741
                                                       -------     -------

          CASH AND CASH EQUIVALENTS, AT END OF
            PERIOD                                     $69,835     $  733
                                                       =======     =======


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          CAREER HORIZONS, INC. and SUBSIDIARIES

              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


          1.   BASIS OF PRESENTATION

               The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but, in the opinion of the Company, such financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of March 31, 1996, and the results of operations and changes in cash flows for the three month periods ended March 31, 1996 and 1995, and are not necessarily indicative of the results to be expected for the full year.

               In reading the interim condensed consolidated financial statements, reference should be made to the summary of accounting policies and notes to the financial statements included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 28, 1996.


          2.   ACQUISITION OF SUBSIDIARIES

               In January 1996, the Company acquired all of the outstanding common stock of Programming Enterprises, Inc. d.b.a. Mini-Systems Associates ("Mini-Systems") and substantially all of the assets of Zeitech Inc. ("Zeitech"). In addition, in March 1996, the Company acquired substantially all of the assets relating to the temporary staffing business of Management Search, Inc. and its affiliate Temps & Co. Services, Inc. (collectively "MSI"). The aggregate purchase price of these acquisitions, including fees and expenses, was $63.8 million. In addition, the purchase agreements provide for contingent consideration in the case of Mini-Systems (up to a maximum of $10 million) and Zeitech, based upon operating results of the acquired businesses over a three-year period. The acquisition of MSI was partially financed by the issuance of a note payable in the amount of $1,539,000 due in 1997.

               These acquisitions have been accounted for as purchase transactions and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the dates of acquisition. Goodwill resulting from these transactions, which represents the excess of the consideration paid over the estimated fair value of net assets acquired, amounted to $65.4 million, and will be amortized over 32 years.

                          CAREER HORIZONS, INC. and SUBSIDIARIES

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Contd.)

               Pro forma data for the three months ended March 31, 1996 and 1995, as if the acquisitions of Mini-Systems, Zeitech and MSI as well as the issuance of the 7% Convertible Senior Notes Due 2002 (the "Convertible Notes") and the public offering of 5,377,500 shares of common stock (the "Stock Offering") all had occurred as of January 1, 1995 is as follows (in thousands, except per share amounts):
                                                Three months ended
                                                     March 31,
                                                 ------------------
                                                   1996       1995
                                                 --------   --------
             Revenues                            $131,369   $116,711
             Net income                             2,584        698
             Income per common share                $0.14      $0.04

             Note: Assuming the Company had invested the net proceeds of the Convertible Notes and Stock Offering into interest-bearing cash equivalents at an interest rate of 5%, pro forma earnings per share would have been $0.20 and $0.10 for the three months ended March 31, 1996 and 1995, respectively.

          3.   COMMON STOCK

             On January 17, 1996, the Board of Directors declared a two-for-one stock split of the Common Stock in the form of a 100% stock dividend distributed on February 22, 1996 to shareholders of record at the close of business on February 8, 1996. Accordingly, $56,000 has been transferred from additional paid-in capital to Common Stock.

             In March 1996, the Company completed a public offering of 6,727,500 shares of its $.01 par value Common Stock (1,350,000 shares were sold by certain selling shareholders and 5,377,500 shares were sold by the Company). The Company received, net of expenses associated with the offering, $120.4 million.

          4.   SUBSEQUENT EVENTS

             In April 1996, the Company acquired substantially all of the assets of American Computing Professionals, Inc. ("ACP") and The Richard Michael Group, Inc. and its affiliate Richard Michael Temps, Inc. (collectively "Richard Michael"), as well as all of the outstanding Common Stock of Century Temporary Services, Inc. and its affiliate Le-Gals, Inc. (collectively "Cencor"). The aggregate purchase price of these acquisitions was approximately $25 million plus amounts contingent (in the case of Richard Michael, up to $12 million) upon the operating results of the acquired businesses over periods ranging from one to five years.

             These acquisitions will be accounted for as purchase transactions, and, accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the dates of acquisition. Goodwill resulting from these transactions, which represents the excess of the consideration paid over the estimated fair value of net assets acquired, will be amortized over 32 years.

                          CAREER HORIZONS, INC. and SUBSIDIARIES

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE
                             MONTHS ENDED MARCH 31, 1995

           Revenues. Revenues for the three months ended March 31, 1996 were $127.2 million, an increase of $37.6 million, or 42.0%, from revenues of $89.6 million for the three months ended March 31, 1995. Of the increase, $31.7 million was attributable to the inclusion of the operations of Computer Consulting Group, Professionals for Computing, Mini-Systems, Zeitech and MSI (the "Acquired Businesses"), which the Company has purchased since March 31, 1995. The remaining increase was primarily attributable to increased volume by the company-owned HR Services locations. Revenues across all lines of the Company's businesses were influenced by severe winter weather, which caused office closures and reduced work hours in many markets.

           Gross profit. Gross profit increased by $9.2 million to $29.8 million, or 23.4% of revenues, for the three months ended March 31, 1996, compared to $20.6 million, or 23.0% of revenues, for the three months ended March 31, 1995. The increase in gross profit as a percentage of revenues is primarily the result of higher margins generated by the Company's recent acquisitions.

           Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased by $6.9 million to $19.6 million, or 15.4% of revenues, for the three months ended March 31, 1996, compared to $12.8 million, or 14.2% of revenues, for the three months ended March 31, 1995. The increase of 1.2% as a percentage of revenues was primarily attributable to the Acquired Businesses which generate higher gross margins, but require higher operating expense levels. In addition, new offices opened and franchises acquired since March 1995 accounted for $656,000 of the increase in SG&A.

           Remittance to franchisees. Remittance to franchisees was $4.7 million, or 3.7% of revenues, for the three months ended March 31, 1996, compared to $4.6 million, or 5.2% of revenues, for the three months ended March 31, 1995. The decrease of 1.5% was attributable to the decrease in revenues from the Company's franchised HR Services and health care operations, which results in decreased remittances to the franchisees.

           Other expense, net. Other expense, net for the three months ended March 31, 1995 includes a one-time charge of $965,000 ($550,000 after tax) for expenses relating to the resignation of the former Chief Executive Officer.

                          CAREER HORIZONS, INC. and SUBSIDIARIES

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Contd.)


           Interest expense, net. Net interest expense increased by $661,000 to $1,178,000 for the three months ended March 31, 1996, compared to $517,000 for the three months ended March 31, 1995. The increase in net interest expense reflects the issuance of the 7% Convertible Senior Notes Due 2002 in October 1995, partially offset by the investment of proceeds from the public offering of common stock in March 1996.

           Income taxes. The Company's effective income tax rate was 38.5% for the three months ended March 31, 1996, compared to 42.2% for the three months ended March 31, 1995. The decrease in the effective income tax rate was primarily attributable to Company programs to reduce state income tax expense.

           Net income. Net income was $2,532,000 for the three months ended March 31, 1996, compared to $924,000 for the three months ended March 31, 1995. The increase in profitability is a result of the above-mentioned items.

                          CAREER HORIZONS, INC. and SUBSIDIARIES

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Contd.)

          LIQUIDITY AND CAPITAL RESOURCES

          On March 6, 1996, the Company received, net of fees and expenses, approximately $120.4 million from the issuance of 5,377,500 shares of common stock. Such proceeds were used to fund the acquisition of MSI and the remainder was invested in cash equivalents and reverse repurchase agreements. The proceeds will be used for general corporate purposes, primarily acquisitions.

          As of March 31, 1996, the Company had no borrowings under the Senior Credit Facility and had outstanding letters of credit, totaling approximately $11.0 million, primarily to guarantee the payment of its workers' compensation expenses. In addition, the Company could borrow an additional $49.0 million under the Senior Credit Facility. While the amounts available under the Senior Credit Facility are determined by the terms of that Facility, management believes that, based on the Company's current financial position, borrowings of up to $100 million could readily be attained. Management believes that this borrowing capacity and cash flow from operations, together with amounts invested in cash equivalents and reverse repurchase agreement will be sufficient to fund the Company's current operations and anticipated capital expenditure requirements, as well as provide at least a portion of the funds for future acquisitions. However, depending on the size and extent of any such acquisitions, additional acquisition or working capital financing might be required.

          As collateral for its obligations under the Facility, the Company has granted its lender a security interest in substantially all of the Company's assets. Since the Company's borrowings under the Senior Credit Facility are primarily subject to variable interest rates, a significant increase in interest rates at a time when the Company has substantial outstanding borrowings would have a negative effect on the Company's results of operations.

          The 7% Convertible Senior Notes Due 2002 are guaranteed by all of the direct and indirect subsidiaries of the Company ("the guarantor subsidiaries"). All of the guarantor subsidiaries are wholly-owned, and the guarantee of the guarantor subsidiaries is full and unconditional, and joint and several. There are no restrictions on the ability of any of the guarantor subsidiaries to distribute funds to the Company.

          Capital expenditures, generally for computer equipment and peripherals and office furniture and fixtures, were $392,000 for the three months ended March 31, 1996. The Company is in the process of implementing an enhanced billing system, the remaining payment on which (approximately $350,000) will be made by June 30, 1996. The Company is presently considering various enhancements to its health care management information system, which, if implemented, may require, depending on the final configuration and system requirements, an investment of not less than $1.0 million. Other than the purchase of the enhanced billing system and the possible enhancement of its health care management information system, the Company anticipates that recurring capital expenditures, primarily for computer equipment and peripherals, will be approximately $1.5 million per year.

                          CAREER HORIZONS, INC. and SUBSIDIARIES

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Contd.)

          INFLATION

          The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements.

                          CAREER HORIZONS, INC. and SUBSIDIARIES

          Item 6.  Exhibits and Reports on Form 8-K
                   ---------------------------------


              a) Exhibit No.       Description
                 -----------       -----------
                 Exhibit 2.1       Asset Purchase Agreement by and among
                                   Career Horizons, Inc., Temps & Co.
                                   Services, Inc., Management Search, Inc.
                                   and Eric J. Lindberg

                 Exhibit 11        Computation of Earnings Per Share

                 Exhibit 27        Financial Data Schedule


              b) Since January 1, 1996, the Company has filed the following
                 Reports on Form 8-K with the Securities and Exchange
                 Commission:

                 Date of Report           Explanation
                 --------------           -----------

                 December 20, 1995        Financial Statements of Programming
                 (Form 8-K/A)             Enterprises, Inc. d.b.a.
                 (filed January 18, 1996) Mini-Systems Associates as of
                                          September 22, 1995 and September
                                          23, 1994 and for the thirty-nine
                                          week periods then ended (Unaudited).

                                          Financial Statements of Mini-Systems
                                          Associates as of December 23, 1994
                                          and December 24, 1993 and for the
                                          fifty-two week periods then ended
                                          (Audited).

                                          Financial Statements of Zeitech, Inc.
                                          as of September 30, 1995 and 1994 and
                                          for the nine months then ended
                                          (Unaudited).

                                          Financial Statements of Zeitech, Inc.
                                          as of December 31, 1994 and 1993 and
                                          for the years then ended (Audited).

                                          Unaudited Pro Forma Financial
                                          Information as follows:
                                           Pro forma Combined Balance Sheet as
                                           of September 30, 1995.
                                           Pro forma Combined Statements of
                                           Income for the year ended June 30,
                                           1995 and three months ended
                                           September 30, 1995.

                 January 11, 1996         Signing of Asset Purchase Agreement
                                          to acquire the business of Zeitech,
                                          Inc.

                 January 17, 1996         Filing of Consolidated Financial
                                          Statements of Career Horizons, Inc.
                                          as of June 30, 1995 and 1994 and for
                                          the three years then ended (addition
                                          of Note 23 to the Consolidated
                                          Financial Statements).

                          CAREER HORIZONS, INC. and SUBSIDIARIES


          Item 6.  Exhibits and Reports on Form 8-K (Contd.)
                  -----------------------------------------


                 January 18, 1996         Listing of Common Stock on New York
                                          Stock Exchange and notification of
                                          two-for-one stock split payable to
                                          stockholders of record on February 8,
                                          1996 which was effective on February
                                          22, 1996.

                 February 8, 1996         Notice of filing a Registration
                                          Statement on Form S-3 in connection
                                          with a public offering of Common
                                          Stock.

                 February 20, 1996        Press release reporting results of
                                          operations for the three and six
                                          months ended December 31, 1995.

                 March 1, 1996            Press release reporting commencement
                                          of public offering.

                 March 4, 1996            Press release reporting the
                                          acquisition of MSI.

                 April 1, 1996            Press release reporting the
                                          acquisition of American Computer
                                          Professionals, Inc.

                 April 24, 1996           Press release reporting results of
                                          operations for the three months ended
                                          March 31, 1996.

                 April 30, 1996           Press release reporting the
                                          acquisitions of CenCor and Richard
                                          Michael.

                 May 1, 1996              Financial statements of Management
                                          Search, Inc. and Subsidiary and
                                          Affiliate as of December 31, 1995 and
                                          1994 and for the nine months then
                                          ended (Unaudited).

                                          Financial Statements of Management
                                          Search, Inc. and Subsidiary and
                                          Affiliate as of March 31, 1995 and
                                          1994 and for the years then ended
                                          (Audited).

                                          Combined Financial Statements of
                                          Century Temporary Services, Inc.
                                          (d.b.a. CenCor Temporary Services)
                                          and Grant Management Company (d.b.a.
                                          Le-Gals) as of December 31, 1995 and
                                          1994 and for the years then ended
                                          (Audited).

                          CAREER HORIZONS, INC. and SUBSIDIARIES


          Item 6.  Exhibits and Reports on Form 8-K (Contd.)
                  ----------------------------------------

                                          Unaudited Pro Forma Financial
                                          Information as follows:
                                            Pro forma Combined Balance Sheet as
                                            of December 31, 1995.

                                            Pro forma Combined Statements of
                                             Income for the year ended June 30,
                                             1995 and the six months ended
                                             December 31, 1995.

                          CAREER HORIZONS, INC. and SUBSIDIARIES

                                        SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CAREER HORIZONS, INC.
                                              ---------------------
                                                  Registrant






          Date:  May 6, 1996                   /s/  Michael T. Druckman
                 -----------                  -------------------------
                                                 Michael T. Druckman
                                                 Senior Vice President,
                                                 Treasurer and Asst. Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)

                          CAREER HORIZONS, INC. and SUBSIDIARIES


          EXHIBIT NO.    DESCRIPTION
          -----------    -----------


          Exhibit 2.1 Asset Purchase Agreement by and among Career Horizons, Inc., Temps & Co. Services, Inc., Management Search, Inc. and Eric J. Lindberg

          Exhibit 11     Computation of Earnings Per Share

          Exhibit 27     Financial Data Schedule