Form 10-Q
period 1996-06-30
CAREER HORIZONS INC
filed 1996-08-05
CIK 917673

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q

(Mark One)

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996

                                OR

(x) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

               Commission File Number  0-23534

                      CAREER HORIZONS, INC.
                      _______________________
      (Exact Name of Registrant as Specified in its Charter)

        DELAWARE                                 22-3038096
      ____________                              ____________
  (State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)           Identification No.)


177 Crossways Park Drive, Woodbury, NY                11797
______________________________________                _____
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (516) 682-1400
                                                    ______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

           Class                             Outstanding at July 23, 1996
          _______                            ____________________________
   Common Stock, $.01 par value                      17,652,000

              CAREER HORIZONS, INC. and SUBSIDIARIES

                              INDEX

                                                                         PAGE
                                                                         ____
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets -
           June 30, 1996 and December 31, 1995                             3

         Unaudited Condensed Consolidated Statements of Income -
           Three and Six months ended June 30, 1996 and 1995               5

         Unaudited Condensed Consolidated Statements of Cash Flows -
           Six months ended June 30, 1996 and 1995                         6

         Notes to Unaudited Condensed Consolidated Financial Statements    7


Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                           9


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders              15

Item 6.  Exhibits and Reports on Form 8-K                                 16

Signatures                                                                18

Index to Exhibits                                                         19

                 CAREER HORIZONS, INC. and SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

            (dollars in thousands, except par value amounts)


                                 ASSETS

                                                  June 30,        December 31,
                                                    1996              1995
                                               ____________      ____________
CURRENT ASSETS:

  Cash and cash equivalents                        $ 61,280          $ 11,712

  Reverse repurchase agreements                      18,251            48,449

  Accounts receivable, net of allowance
    for doubtful accounts of $2,915 and $1,848       89,041            62,346

  Due from Associated Offices, net of allowance
    for doubtful accounts of $1,739 and $1,254       38,442            35,832

  Other receivables, net                              1,799             1,060

  Prepaid expenses                                    2,762               988

  Deferred income taxes                               4,617             2,771
                                                   ________          ________

         Total current assets                       216,192           163,158

INTANGIBLE ASSETS, net                              115,687            29,719

FURNITURE, FIXTURES AND EQUIPMENT, net                7,602             5,003

OTHER RECEIVABLES, net                                  299               310

DEFERRED INCOME TAXES                                 1,197               ---

OTHER ASSETS, net                                     3,298             3,368
                                                   ________          ________

                                                   $344,275          $201,558
                                                   ========          ========

The accompanying notes are an integral part of the unaudited condensed financial statements.

                    CAREER HORIZONS, INC. and SUBSIDIARIES

               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

               (dollars in thousands, except par value amounts)


                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  June 30,     December 31,
                                                    1996          1995
                                                  ________     ____________
CURRENT LIABILITIES:
  Bank overdrafts                                 $ 12,259         $ 10,511
  Accounts payable and accrued liabilities          16,062           11,898
  Accrued compensation and related taxes            35,076           23,007
  Notes payable                                      1,539            6,966
  Current income taxes payable                       1,774            1,677
                                                  ________         ________

    Total current liabilities                       66,710           54,059

DEFERRED INCOME TAXES                                  ---              280
OTHER LIABILITIES                                       40               66
7% CONVERTIBLE SENIOR NOTES DUE 2002                86,250           86,250
                                                  ________         ________

    Total liabilities                              153,000          140,655
                                                  ________         ________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    authorized, 1,000,000  shares; issued
    and outstanding - none                             ---             ---
  Common stock, $.01 par value; authorized,
    50,000,000 shares; issued and
    outstanding - 17,657,070 and 5,622,038             177              56
  Nonvoting common stock, $.01 par value;
    shares authorized, issued and
    outstanding - none and 392,638                     ---               4
  Additional paid-in capital                       169,510          46,585
  Retained earnings                                 21,643          14,329
                                                  ________        ________

                                                   191,330          60,974
  Less:  treasury stock, at cost, 6,318 and
    4,068 shares                                       (55)            (71)
                                                  ________        ________

    Total stockholders' equity                     191,275          60,903
                                                  ________        ________

                                                  $344,275        $201,558
                                                  ========        ========


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   CAREER HORIZONS, INC. and SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            (dollars in thousands, except per share amounts)


                                 Three Months Ended       Six Months Ended
                                      June 30,                 June 30,
                                 __________________       ___________________
                                   1996       1995          1996      1995
                                 ________   ________      ________  ________

REVENUES                         $148,659    $94,150      $275,851  $183,733

EXPENSES:
  Cost of services                112,824     72,091       210,233   141,115
  Selling, general and
    administrative expenses        21,988     12,667        41,637    25,429
  Remittance to franchisees         5,246      4,605         9,898     9,235
  Other expense, net                  202         82           389     1,134
                                 ________    _______      ________  ________
    Total expenses                140,260     89,445       262,157   176,913

Income from operations              8,399      4,705        13,694     6,820

Interest expense, net                (624)      (443)       (1,802)     (960)
                                 ________    _______      ________  ________

Income before income taxes          7,775      4,262        11,892     5,860

Provision for income taxes         (2,993)    (1,542)       (4,578)   (2,216)
                                 ________    _______      ________  ________

NET INCOME                       $  4,782    $ 2,720      $  7,314  $  3,644
                                 ========    =======      ========  ========

INCOME PER COMMON SHARE:

    Primary                          $.26       $.22          $.45      $.30
                                     ====       ====          ====      ====
    Fully Diluted                    $.25       $.22          $.43      $.30
                                     ====       ====          ====      ====


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   CAREER HORIZONS, INC. and SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (dollars in thousands)

                                                         Six Months Ended
                                                              June 30,
                                                       --------------------
                                                         1996        1995
                                                       ________    ________

CASH FLOWS FROM OPERATING ACTIVITIES                   $ (9,371)     $8,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in reverse repurchase
  agreements, net                                        30,198        ---
Acquisition of furniture, fixtures and
  equipment                                              (1,484)    (1,286)
Acquisition of businesses, net of cash acquired         (92,545)    (6,722)
                                                       ________     ______

Net cash used by investing activities                   (63,831)    (8,008)
                                                       ________     ______

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in senior credit facility                          ---       (958)
Increase in bank overdrafts                               1,748      1,294
Repayment of debt assumed in acquisitions                  (407)      (674)
Payments under capital lease obligation                     (22)       (24)
Exercise of stock options                                 1,482        253
Proceeds from public offering of common
  stock, net                                            119,969        ---
                                                       ________     ______

Net cash provided (used) by financing
  activities                                            122,770       (109)
                                                       ________     ______

INCREASE IN CASH AND CASH EQUIVALENTS                    49,568         80
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR          11,712        741
                                                       ________     ______

CASH AND CASH EQUIVALENTS, AT END OF PERIOD            $ 61,280     $  821
                                                       ========     ======

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                  CAREER HORIZONS, INC. and SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but, in the opinion of the Company, such financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of June 30, 1996, the results of operations for the three and six month periods ended June 30, 1996 and 1995 and changes in cash flows for the six month periods ended June 30, 1996 and 1995, and are not necessarily indicative of the results to be expected for the full year.

      In reading the interim condensed consolidated financial statements, reference should be made to the summary of accounting policies and notes to the financial statements included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 28, 1996.

2.  Acquisition of Subsidiaries

      In April 1996, the Company acquired substantially all of the assets of American Computer Professionals, Inc. ("ACP") and The Richard Michael Group, Inc. and its affiliate Richard Michael Temps, Inc. (collectively "Richard Michael"), as well as all of the outstanding common stock of Century Temporary Services, Inc. and its affiliate Grant Management Company (collectively "CenCor"). In May 1996, the Company acquired substantially all of the assets of WHY Systems, Inc. ("WHY") and in June 1996, substantially all of the assets of Dial A Temporary. The aggregate purchase price of these acquisitions, including fees and expenses, was approximately $25 million. In addition, the purchase agreements provide for contingent consideration based upon operating results of the acquired businesses over periods ranging from one to five years, up to a maximum of $6 million in the case of ACP, $12 million in the case of Richard Michael and $5 million in the case of Dial A Temporary.

      These acquisitions have been accounted for as purchase transactions and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the dates of acquisition. Goodwill resulting from these transactions, which represents the excess of the consideration paid over the estimated fair value of net assets acquired, amounted to $23.7 million, and will be amortized over 32 years.

     Pro forma data for the three and six months ended June 30, 1996 and 1995, as if the acquisitions of ACP, Richard Michael, CenCor, WHY and Dial A Temporary, and the acquisitions of Mini-Systems Associates ("Mini-Systems"), Zeitech Inc. ("Zeitech") and MSI Services and Temps & Co. ("MSI"), completed in the first quarter of 1996, as well as the issuance of the 7% Convertible Senior Notes Due 2002 and the public offering of 5,377,500 shares of common stock (and the related dilution) all had occurred as of January 1, 1995, is as follows (in thousands, except per share amounts):

                                 Three months ended       Six months ended
                                      June 30,                June 30,
                                 __________________       __________________
                                   1996      1995           1996      1995
                                 ________  ________       ________  ________
    Revenues                     $154,036  $136,630       $298,749  $266,213
    Net income                      4,862     2,927          7,358     3,739
    Income per common share:
       Primary                       $.27      $.17           $.40      $.21
       Fully Diluted                 $.25      $.17           $.40      $.21


        Note: Assuming the Company had invested the remaining net proceeds of the Convertible Notes and Stock Offering, after the acquisition payments, into interest-bearing cash equivalents at an interest rate of 5%, pro forma primary earnings per share would have been $.32 and $.22 for the three months ended June 30, 1996 and 1995, and $.50 and $.31 for the six months ended June 30, 1996 and 1995, respectively. Pro forma fully diluted earnings per share would have been $.29 and $.21 for the three months ended June 30, 1996 and 1995 and $.47 and $.31 for the six months ended June 30, 1996 and 1995, respectively.



                   THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1995

  Revenues. Revenues for the three months ended June 30, 1996 were $148.7 million, an increase of $54.5 million, or 57.9%, from revenues of $94.2 million for the three months ended June 30, 1995. The increase was primarily attributable to the inclusion of the operations of Computer Consulting Group, Professionals for Computing, Mini-Systems, Zeitech, MSI, ACP, CenCor, Richard Michael, WHY and Dial A Temporary (the "Acquired Businesses"), which the Company has purchased since June 30, 1995.

  Gross profit. Gross profit increased by $13.7 million to $35.8 million, or 24.1% of revenues, for the three months ended June 30, 1996, compared to $22.1 million, or 23.4% of revenues, for the three months ended June 30, 1995. The increase in gross profit as a percentage of revenues is primarily the result of higher margins generated by the Company's Acquired Businesses.

  Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased by $9.3 million to $22.0 million, or 14.8% of revenues, for the three months ended June 30, 1996, compared to $12.7 million, or 13.5% of revenues, for the three months ended June 30, 1995. The increase of 1.3% as a percentage of revenues was primarily attributable to the Acquired Businesses which generate higher gross margins, but require higher operating expense levels. In addition, new offices opened and franchises acquired since June 1995 accounted for $463,000 of the increase in SG&A.

  Remittance to franchisees. Remittance to franchisees was $5.2 million, or 3.5% of revenues, for the three months ended June 30, 1996, compared to $4.6 million, or 4.9% of revenues, for the three months ended June 30, 1995. The decrease of 1.4% was attributable to the decrease in revenues from the Company's franchised HR Services operations, which results in decreased remittances to the franchisees, as well as the increase in the Company's revenue base from the Acquired Businesses, which, with the exception of MSI, have no franchised operations.

  Interest expense, net. Net interest expense increased by $181,000 to $624,000 for the three months ended June 30, 1996, compared to $443,000 for the three months ended June 30, 1995. The increase in net interest expense reflects interest expense incurred from the issuance of the 7% Convertible Senior Notes Due 2002 in October 1995, partially offset by the investment of proceeds from the public offering of common stock in March 1996.

  Income taxes. The Company's effective income tax rate was 38.5% for the three months ended June 30, 1996, compared to 36.2% for the three months ended June 30, 1995. The lower effective income tax rate for the three months ended June 30, 1995 was primarily attributable to the institution, during that period, of Company programs to reduce state income tax expense.

  Net income. Net income was $4.8 million for the three months ended June 30, 1996, compared to $2.7 million for the three months ended June 30, 1995. The increase in profitability is a result of the above-mentioned items.


                  SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO
                        SIX MONTHS ENDED JUNE 30, 1995

  Revenues. Revenues for the six months ended June 30, 1996 were $275.9 million, an increase of $92.2 million, or 50.2%, from revenues of $183.7 million for the six months ended June 30, 1995. The increase was primarily attributable to the inclusion of the operations of the Acquired Businesses, which the Company has purchased since June 30, 1995. To a lesser extent, revenues across all lines of the Company's businesses were influenced by severe winter weather in the first three months of 1996, which caused office closures and reduced work hours in many markets.

  Gross profit. Gross profit increased by $23.0 million to $65.6 million, or 23.8% of revenues, for the six months ended June 30, 1996, compared to $42.6 million, or 23.2% of revenues, for the six months ended June 30, 1995. The increase in gross profit as a percentage of revenues is primarily the result of higher margins generated by the Company's Acquired Businesses.

  Selling, general and administrative expenses. SG&A increased by $16.2 million to $41.6 million, or 15.1% of revenues, for the six months ended June 30, 1996, compared to $25.4 million, or 13.8% of revenues, for the six months ended June 30, 1995. The increase of 1.3% as a percentage of revenues was primarily attributable to the Acquired Businesses which generate higher gross margins, but require higher operating expense levels. In addition, new offices opened and franchises acquired since March 1995 accounted for $951,000 of the increase in SG&A.

  Remittance to franchisees. Remittance to franchisees was $9.9 million, or 3.6% of revenues, for the six months ended June 30, 1996, compared to $9.2 million, or 5.0% of revenues, for the six months ended June 30, 1995. The decrease of 1.4% was attributable to the decrease in revenues from the Company's franchised HR Services operations, which resulted in decreased remittances to the franchisees, as well as the increase in the Company's revenue base from the Acquired Businesses, which, with the exception of MSI, have no franchised operations.

  Other expense, net. Other expense, net for the six months ended June 30, 1995 includes a one-time charge of $965,000 for expenses relating to the resignation of the former chief executive officer.

  Interest expense, net. Net interest expense increased by $842,000 to $1,802,000 for the six months ended June 30, 1996, compared to $960,000 for the six months ended June 30, 1995. The increase in net interest expense reflects interest expense incurred from the issuance of the 7% Convertible Senior Notes Due 2002 in October 1995, partially offset by the investment of proceeds from the public offering of common stock in March 1996.

  Income taxes. The Company's effective income tax rate was 38.5% for the six months ended June 30, 1996, compared to 37.8% for the six months ended June 30, 1995. The increase in the effective income tax rate was primarily attributable to the institution of Company programs to reduce state income tax expense during the six months ended June 30, 1995.

  Net income. Net income was $7.3 million for the six months ended June 30, 1996, compared to $3.6 million for the six months ended June 30, 1995. The increase in profitability is a result of the above-mentioned items.


                    LIQUIDITY AND CAPITAL RESOURCES

On March 6, 1996, the Company received, net of fees and expenses, approximately $120.0 million from the issuance of 5,377,500 shares of common stock. Such proceeds were used to fund the acquisitions of MSI, ACP, CenCor, Richard Michael, WHY and Dial A Temporary and the remainder was invested in cash equivalents and reverse repurchase agreements. The remaining proceeds will be used for general corporate purposes, including acquisitions.

As of June 30, 1996, the Company had no borrowings under the Senior Credit Facility and had outstanding letters of credit, totaling approximately $11.0 million, primarily to guarantee the payment of its workers' compensation expenses. In addition, the Company could borrow an additional $49.0 million under the Senior Credit Facility. While the amounts available under the Senior Credit Facility are determined by the terms of that Facility, management believes that, based on the Company's current financial position, borrowings of up to $100 million could readily be attained. Management believes that this borrowing capacity and cash flow from operations, together with amounts invested in cash equivalents and reverse repurchase agreements will be sufficient to fund the Company's current operations and anticipated capital expenditure requirements, as well as provide at least a portion of the funds for future acquisitions. However, depending on the size and extent of any such acquisitions, additional acquisition or working capital financing might be required.

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

Capital expenditures, generally for computer equipment and peripherals and office furniture and fixtures, were $1,484,000 for the six months ended June 30, 1996. The Company is presently considering various enhancements to its health care management information system, which, if implemented, may require, depending on the final configuration and system requirements, an investment of not less than $2.0 million. Other than the possible enhancement of its health care management information system, the Company anticipates that recurring capital expenditures, primarily for computer equipment and peripherals, will be approximately $2.5 million per year.


                                 INFLATION

The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements.

                    CAREER HORIZONS, INC. and SUBSIDIARIES

Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________

    The Company held its Annual Meeting of Stockholders on May 16, 1996, at which time the following four matters were submitted to a vote of security holders:

    Election of Directors
    _____________________

    Six directors, constituting the entire Board of Directors, were nominated for election by the stockholders, to serve until the 1997 Annual Meeting of Stockholders or until their respective successors are duly elected and qualified. The following represents the votes cast for each director:

    Director                     For                 Withheld
    ________                     ________            ________

    Harvey J. Wertheim           14,347,174          113,742
    Walter W. Macauley           14,345,674          115,242
    Louis M. Aledort, M.D.       14,377,794           83,122
    Leonard Gubar                14,325,221          135,695
    Ira Kleinman                 14,354,334          106,582
    Laurence Kramer              14,378,774           82,142


    Approval of Appointment of Independent Auditors
    ________________________________________________

    The Board of Directors appointed Coopers & Lybrand L.L.P. as independent auditors of the Company to audit its consolidated financial statements for the year ended December 31, 1996. The following represents the votes cast to approve the appointment:

    For                          14,447,563
    Against                           9,380
    Abstained                         3,973


    Approval of Amendment to 1993 Stock Option and Performance Award Plan
    _____________________________________________________________________

    The following represents votes cast to approve an amendment to the Company's 1993 Stock Option and Performance Award Plan increasing the number of shares authorized for issuance by 1,000,000 from 1,708,064 to 2,708,064:

    For                           9,204,073
    Against                       3,527,976
    Abstain                         326,734
    Non-Vote                      1,402,133


    Approval of Amendment of Restated Certificate of Incorporation
    ______________________________________________________________

    The following represents the votes cast to approve an amendment of the Company's Restated Certificate of Incorporation increasing the number of authorized shares of it's $.01 par value common stock by 25,000,000 to 50,000,000.

    For                          13,979,917
    Against                         467,556
    Abstain                          13,443



Item 6.  Exhibits and Reports on Form 8-K
         ________________________________

    a)  Exhibit No.    Description
        ___________    ___________

        Exhibit 11     Computation of Earnings Per Share

        Exhibit 27     Financial Data Schedule

    b) Since April 1, 1996, the Company has filed the following Reports on Form 8-K with the Securities and Exchange Commission:

        Date of Report     Explanation
        ______________     ___________

        April 1, 1996      Press release reporting the acquisition of
                           American Computer Professionals, Inc.

        April 24, 1996     Press release reporting results of operations for
                           the three months ended March 31, 1996 and 1995.

        April 30, 1996     Press release reporting the acquisitions of
                           CenCor and Richard Michael.

        May 1, 1996        Combined Financial Statements of Management
                           Search, Inc. and Subsidiary and Affiliate as of December 31, 1995 and 1994 and for the nine months then ended (Unaudited).

                           Combined Financial Statements of Management
                           Search, Inc. and Subsidiary and Affiliate as of March 31, 1995 and 1994 and for the years then ended (Audited).

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

        May 21, 1996       Press release reporting the acquisition of WHY
                           Systems, Inc.

        June 24, 1996      Press release reporting the acquisition of Dial A
                           Temporary.

        July 24, 1996      Press release reporting the results of operations
                           for the three and six months ended June 30, 1996 and 1995.

                      CAREER HORIZONS, INC. and SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  CAREER HORIZONS, INC.
                                                  _________________________
                                                  Registrant






Date:    July 25, 1996                           /s/  Michael T. Druckman
       ________________                          __________________________
                                                 Michael T. Druckman
                                                 Senior Vice President,
                                                 Treasurer and Asst. Secretary
                                                 (Principal Financial and
                                                  Accounting Officer)

                      CAREER HORIZONS, INC. and SUBSIDIARIES

                               EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
___________       ____________

Exhibit 11        Computation of Earnings Per Share

Exhibit 27        Financial Data Schedule