Form 10-Q/A
period 1996-06-30
CAREER HORIZONS INC
filed 1996-08-07
CIK 917673

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                               FORM 10-Q/A

  (Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended      JUNE 30, 1996

                                  OR

  ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _________________ to _________________

                   Commission File Number  0-23534

                        CAREER HORIZONS, INC.
                     ----------------------------
     (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                               22-3038096
        --------------                         ---------------
    (State or other jurisdiction              (I.R.S. Employer
  of incorporation or organization)          Identification No.)


    177 CROSSWAYS PARK DRIVE, WOODBURY, NY               11797
  ------------------------------------------          ---------
   (Address of principal executive offices)           (Zip Code)

  Registrant's telephone number, including area code: (516) 682-1400
                                                      ---------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

       Class                             Outstanding at July 23, 1996
    ----------                         --------------------------------
Common Stock, $.01 par value                        17,652,000

                  CAREER HORIZONS, INC. and SUBSIDIARIES


Career Horizons, Inc. hereby amends Item 6 - Exhibits and Reports on Form 8-K as follows:

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibit No.       Description
              -----------       -----------
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

                      CAREER HORIZONS, INC. and SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K (Cont'd.)

              Date of Report   Explanation
              --------------   -----------
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

              May 21, 1996     Press release reporting the acquisition of
                               WHY Systems, Inc.

              June 24, 1996    EDGAR filing not received completely and
                               resubmitted (See Form 8-K/A which follows)

              June 24, 1996    Press release reporting the acquisition of
              (Form 8-K/A)     Dial A Temporary.

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





                                                  CAREER HORIZONS, INC.
                                             ------------------------------
                                                      Registrant






  Date:   August 8, 1996                         /s/  Michael T. Druckman
         ___________________                     _____________________________
                                                 Michael T. Druckman
                                                 Senior Vice President,
                                                 Treasurer and Asst. Secretary
                                                 (Principal Financial and
                                                  Accounting Officer)