Form 10-Q
period 1996-09-30
CAREER HORIZONS INC
filed 1996-11-13
CIK 917673

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                     FORM 10-Q

  (Mark One)

  (x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended      September 30, 1996
                                            ------------------
                                       OR

  ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                       ------------     -------------

                        Commission File Number   0-23534
                                                 --------

                              CAREER HORIZONS, INC.
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                 22-3038096
           ------------                              ------------
  (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                Identification No.)


       177 Crossways Park Drive, Woodbury, NY               11797
       ---------------------------------------             --------
       (Address of principal executive offices)           (Zip Code)

  Registrant's telephone number, including area code:  (516) 682-1400
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

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

            Class                     Outstanding at October 24, 1996
           -------               --------------------------------------
   Common Stock, $.01 par value                  18,051,666

                     CAREER HORIZONS, INC. and SUBSIDIARIES

                                      INDEX


                                                                       PAGE
                                                                      ------
   PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Unaudited Condensed Consolidated Balance Sheets -
                 September 30, 1996 and December 31, 1995                3

             Unaudited Condensed Consolidated Statements of Income -
                 Three and Nine months ended September 30, 1996
                 and 1995                                                5

             Unaudited Condensed Consolidated Statements of
                 Cash Flows - Nine months ended September 30, 1996
                 and 1995                                                6

             Notes to Unaudited Condensed Consolidated Financial
                 Statements                                              7


   Item 2.   Management's Discussion and Analysis of Results of
              Operations and Financial Condition                         9


   PART II.  OTHER INFORMATION


   Item 6.   Exhibits and Reports on Form 8-K                           15

   Signatures                                                           18

   Index to Exhibits                                                    19

                   CAREER HORIZONS, INC. and SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

              (dollars in thousands, except par value amounts)


                                  ASSETS

                                            September 30,       December 31,
                                                1996                1995
                                            -------------       ------------
     CURRENT ASSETS:

       Cash and cash equivalents               $ 29,964          $ 11,712

       Reverse repurchase agreements                ---            48,449

       Accounts receivable, net of allowance
          for doubtful accounts
          of $3,839 and $1,848                  109,412            62,346

       Due from Associated Offices, net of
          allowance for doubtful accounts
          of $1,304 and $1,254                   36,592             35,832

       Other receivables, net                     2,687              1,060

       Prepaid expenses                           4,213                988

       Deferred income taxes                      4,539              2,771
                                               --------           --------

             Total current assets               187,407            163,158

     INTANGIBLE ASSETS, net                     166,500             29,719

     FURNITURE, FIXTURES AND EQUIPMENT, net       9,685              5,003

     OTHER RECEIVABLES, net                         337                310

     DEFERRED INCOME TAXES                        1,460                ---

     OTHER ASSETS, net                            3,245              3,368
                                               --------           --------

                                               $368,634           $201,558
                                               ========           ========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      CAREER HORIZONS, INC. and SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                 (dollars in thousands, except par value amounts)


                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                              September 30,     December 31,
                                                 1996             1995
                                              -------------     ------------
     CURRENT LIABILITIES:
       Bank overdrafts                        $ 10,885          $ 10,511
       Accounts payable and accrued
          liabilities                           20,350            11,898
       Accrued compensation and related taxes   44,519            23,007
       Notes payable                             3,714             6,966
       Current income taxes payable              3,844             1,677
                                              --------          --------

             Total current liabilities          83,312            54,059

     DEFERRED INCOME TAXES                         ---               280
     NOTES PAYABLE, non-current                  2,000               ---
     OTHER LIABILITIES                              27                66
     7% CONVERTIBLE SENIOR NOTES DUE 2002       86,250            86,250
                                              --------          --------

             Total liabilities                 171,589           140,655
                                              --------          --------

     STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value;
          authorized, 1,000,000 shares;
          issued and outstanding - none            ---               ---
       Common stock, $.01 par value;
          authorized, 50,000,000 shares;
          issued and outstanding
          - 17,670,110 and 11,244,076              177               112
       Nonvoting common stock, $.01 par value;
          shares authorized, issued and
          outstanding - none and 392,638           ---                 4
       Additional paid-in capital              169,824            46,529
       Retained earnings                        27,099            14,329
                                              --------          --------

                                               197,100            60,974
        Less:  treasury stock, at cost,
          6,321 and 8,136 shares                   (55)              (71)
                                              --------          --------
             Total Stockholders' equity        197,045            60,903
                                              --------          --------

                                              $368,634          $201,558
                                              ========          ========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   CAREER HORIZONS, INC. and SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

              (dollars in thousands, except per share amounts)


                                   Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                   ------------------      ------------------
                                     1996       1995         1996      1995
                                   --------   -------      -------- --------

     REVENUES                      $168,491   $96,950      $444,342 $280,683

     EXPENSES:
       Cost of services             127,563    73,855       337,796  214,970
       Selling, general and
          administrative expenses    25,345    13,861        66,982   39,290
       Remittance to franchisees      5,706     4,514        15,604   13,749
       Other expense, net               152        93           541    1,227
                                   --------   -------      --------  -------

          Total expenses            158,766    92,323       420,923  269,236

     Income from operations           9,725     4,627        23,419   11,447

     Interest expense, net             (854)     (480)       (2,656)  (1,440)
                                   --------   -------      --------  -------

     Income before income taxes       8,871     4,147        20,763   10,007

     Provision for income taxes      (3,415)   (1,659)       (7,993)  (3,875)
                                   --------   -------      -------- --------
     NET INCOME                    $  5,456   $ 2,488      $ 12,770 $  6,132
                                   ========   =======      ======== ========
     INCOME PER COMMON SHARE:

          Primary                      $.30      $.20         $.75      $.50
                                       ====      ====         ====      ====
          Fully Diluted                $.28      $.20         $.71      $.49
                                       ====      ====         ====      ====



    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   CAREER HORIZONS, INC. and SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (dollars in thousands)

                                                         Nine Months Ended
                                                            September 30,
                                                        --------------------
                                                          1996        1995
                                                        --------    --------

     CASH FLOWS FROM OPERATING ACTIVITIES               $ (2,647)   $ 7,120

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in reverse repurchase agreements, net     48,449        ---
     Acquisition of furniture, fixtures and equipment     (2,325)    (1,804)
     Acquisition of businesses, net of cash acquired    (143,666)    (7,070)
                                                        --------     ------
     Net cash used by investing activities               (97,542)    (8,874)
                                                        --------     ------

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in senior credit facility                      ---      1,518
     Increase in bank overdrafts                             373        872
     Repayment of debt assumed in acquisitions            (3,482)      (674)
     Payments under capital lease obligation                 (35)       (35)
     Exercise of stock options                             1,512        266
     Proceeds from public offering of common stock, net  120,073        ---
                                                        --------     ------

     Net cash provided by financing activities           118,441      1,947
                                                        --------     ------

    INCREASE IN CASH AND CASH EQUIVALENTS                18,252        193
    CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR      11,712        741
                                                       --------    -------

    CASH AND CASH EQUIVALENTS, AT END OF PERIOD        $ 29,964    $   934
                                                       ========    ========

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                    CAREER HORIZONS, INC. and SUBSIDIARIES

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  1.   Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but, in the opinion of the Company, such financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of September 30, 1996, the results of operations for the three and nine month periods ended September 30, 1996 and 1995 and changes in cash flows for the nine month periods ended September 30, 1996 and 1995, and are not necessarily indicative of the results to be expected for the full year.

       In reading the interim condensed consolidated financial statements, reference should be made to the summary of accounting policies and notes to the financial statements included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 28, 1996.

  2.   Agreement and Plan of Merger

       On August 26, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") under which it will be acquired by and merged into a wholly-owned subsidiary of AccuStaff Incorporated (the Merger ). The companies have received notice from the Federal Trade Commission of early termination of the waiting period under the Hart-Scott-Rodino Act. The Joint Proxy Statement/Prospectus relating to the Merger Agreement was declared effective by the Securities and Exchange Commission on October 7, 1996. Proxy materials were mailed on October 8, 1996 to stockholders of record as of October 4, 1996, of both companies, in advance of the companies' special meetings of stockholders which will each be held on November 14, 1996. The transaction is expected to close on the same day.

  3.   Acquisition of Subsidiaries

       In August 1996, the Company acquired all of the outstanding common stock of the Daedalian Group, Inc. d/b/a Berger & Co. ("Berger"). In September 1996, the Company acquired all of the outstanding common stock of TSG Professional Services, Inc. ("TSG"). The acquisition of TSG was partially financed by the issuance of $2 million of notes payable to the sellers in September 1998. The aggregate purchase price of these acquisitions, including notes payable to sellers, fees and expenses, was approximately $54 million. In addition, the purchase agreements provide for contingent consideration based upon operating results of the acquired businesses over a three year period.

                     CAREER HORIZONS, INC. and SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd.)


  3.   Acquisition of Subsidiaries (cont'd)

       These acquisitions have been accounted for as purchase transactions and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the dates of acquisition. Goodwill resulting from these transactions, which represents the excess of the consideration paid over the estimated fair value of net assets acquired, amounted to approximately $48 million, and will be amortized over 32 years.

       Pro forma data for the three and nine months ended September 30, 1996 and 1995, as if the acquisitions of Berger and TSG and the acquisitions of Mini-Systems Associates ("Mini-Systems"), Zeitech, Inc. ("Zeitech"), MSI Services and Temps & Co. ("MSI"), American Computer Professionals ("ACP"), The Richard Michael Group and Richard Michael Temps ("Richard Michael"), Century Temporary Services and Grant Management Company ("CenCor"), WHY Systems, Inc. ("WHY") and Dial A Temporary, completed in the first two quarters of 1996, as well as the issuance of the 7% Convertible Senior Notes Due 2002 and the public offering of 5,377,500 shares of common stock (and the related dilution) all had occurred as of January 1, 1995, is as follows (in thousands, except per share amounts):

                                   Three months ended    Nine months ended
                                      September 30,         September 30,
                                   ------------------   --------------------
                                     1996       1995      1996        1995
                                   --------   --------  -------     --------

     Revenues                      $185,827   162,482   $528,756    $464,226
     Net income                       6,131     4,467     15,479      11,214
     Income per common share:
          Primary                      $.34      $.30       $.88        $.75
          Fully Diluted                $.31      $.27       $.81        $.70

     Weighted average common
       shares outstanding
          Primary                    18,268    15,015     17,601      14,914
          Fully Diluted              23,292    20,077     22,650      19,990


  4.   Subsequent Event

       On October 24, 1996, the Company acquired all of the outstanding common stock of Legal Support Personnel, Inc., a provider of supplementary staffing, primarily paralegals, to the legal profession.

                     CAREER HORIZONS, INC. and SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Three Months Ended September 30, 1996 compared to Three Months Ended
                               September 30, 1995

       Revenues. Revenues for the three months ended September 30, 1996 were $168.5 million, an increase of $71.5 million, or 73.8%, from revenues of $97.0 million for the three months ended September 30, 1995. The increase was primarily attributable to the inclusion of the operations of Mini-Systems, Zeitech, MSI, ACP, CenCor, Richard Michael, WHY, Dial A Temporary, Berger and TSG (the "Acquired Businesses"), which the Company
     has purchased since September 30, 1995.   In addition to the growth from
     the Acquired Businesses, the Company generated internal revenue growth across all lines of business.

       Gross profit. Gross profit increased by $17.8 million to $40.9 million, or 24.3% of revenues, for the three months ended September 30, 1996, compared to $23.1 million, or 23.8% of revenues, for the three months ended September 30, 1995. The increase in gross profit as a percentage of revenues is primarily the result of higher margins generated by the Company's Acquired Businesses.

       Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased by $11.4 million to $25.3 million, or 15.0% of revenues, for the three months ended September 30, 1996, compared to $13.9 million, or 14.3% of revenues, for the three months ended September 30, 1995. The increase of 0.7% as a percentage of revenues was primarily attributable to the Acquired Businesses which generate higher gross margins, but require higher operating expense levels. In addition, new offices opened and franchises acquired since September 1995 accounted for $495,000 of the increase in SG&A.

       Remittance to franchisees. Remittance to franchisees was $5.7 million, or 3.4% of revenues, for the three months ended September 30, 1996, compared to $4.5 million, or 4.7% of revenues, for the three months ended September 30, 1995. The decrease of 1.3% was attributable to the increase in the Company's revenue base from the Acquired Businesses, which, with the exception of MSI, have no franchised operations.

                 CAREER HORIZONS, INC. and SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd.)

       Interest expense, net. Net interest expense increased by $374,000 to $854,000 for the three months ended September 30, 1996, compared to $480,000 for the three months ended September 30, 1995. The increase in net interest expense reflects interest expense incurred from the issuance of the 7% Convertible Senior Notes Due 2002 in October 1995, partially offset by the investment of proceeds from the public offering of common stock in March 1996 and the elimination of interest on borrowings under the Company's Senior Credit Facility.

       Income taxes. The Company's effective income tax rate was 38.5% for the three months ended September 30, 1996, compared to 40.0% for the three months ended September 30, 1995. The lower effective income tax rate for the three months ended September 30, 1996 was attributable to Company programs to reduce state income tax expense.

       Net income. Net income was $5.5 million for the three months ended September 30, 1996, compared to $2.5 million for the three months ended September 30, 1995. The increase in profitability is a result of the above-mentioned items.

                   CAREER HORIZONS, INC. and SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd)


     Nine Months Ended September 30, 1996 compared to Nine Months Ended
                              September 30, 1995

       Revenues. Revenues for the nine months ended September 30, 1996 were $444.3 million, an increase of $163.6 million, or 58.3%, from revenues of $280.7 million for the nine months ended September 30, 1995. The increase was primarily attributable to the inclusion of the operations of the Acquired Businesses, which the Company has purchased since September 30, 1995. In addition to the growth from the Acquired Businesses, the Company generated internal revenue growth across all lines of business.

       Gross profit. Gross profit increased by $40.8 million to $106.5 million, or 24.0% of revenues, for the nine months ended September 30, 1996, compared to $65.7 million, or 23.4% of revenues, for the nine months ended September 30, 1995. The increase in gross profit as a percentage of revenues is primarily the result of higher margins generated by the Company's Acquired Businesses.

       Selling, general and administrative expenses. SG&A increased by $27.7 million to $67.0 million, or 15.1% of revenues, for the nine months ended September 30, 1996, compared to $39.3 million, or 14.0% of revenues, for the nine months ended September 30, 1995. The increase of 1.1% as a percentage of revenues was primarily attributable to the Acquired Businesses which generate higher gross margins, but require higher operating expense levels. In addition, new offices opened and franchises acquired since September 1995 accounted for $1,415,000 of the increase in SG&A.

       Remittance to franchisees. Remittance to franchisees was $15.6 million, or 3.5% of revenues, for the nine months ended September 30, 1996, compared to $13.7 million, or 4.9% of revenues, for the nine months ended September 30, 1995. The decrease of 1.4% was attributable to the increase in the Company's revenue base from the Acquired Businesses, which, with the exception of MSI, have no franchised operations.

       Other expense, net. Other expense, net for the nine months ended September 30, 1995 includes a one-time charge of $965,000 for expenses relating to the registration of the former chief executive officer.

       Interest expense, net. Net interest expense increased by $1,216,000 to $2,656,000 for the nine months ended September 30, 1996, compared to $1,440,000 for the nine months ended September 30, 1995. The increase in net interest expense reflects interest expense incurred from the issuance of the 7% Convertible Senior Notes Due 2002 in October 1995, partially offset by the investment of proceeds from the public offering of common stock in March 1996 and the elimination of interest on borrowings under the Company's Senior Credit Facility.

                    CAREER HORIZONS, INC. and SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd.)

       Income taxes. The Company's effective income tax rate was 38.5% for the nine months ended September 30, 1996, compared to 38.7% for the nine months ended September 30, 1995. The decrease in the effective income tax rate was primarily attributable to Company programs to reduce state income tax expense.

       Net income. Net income was $12.8 million for the nine months ended September 30, 1996, compared to $6.1 million for the nine months ended September 30, 1995. The increase in profitability is a result of the above-mentioned items.

                       CAREER HORIZONS, INC. and SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd.)


     Liquidity and Capital Resources

     On March 6, 1996, the Company received, net of fees and expenses, approximately $120.1 million from the issuance of 5,377,500 shares of common stock. Such proceeds were used to fund the acquisitions of MSI, ACP, CenCor, Richard Michael, WHY, Dial A Temporary, Berger and TSG and the remainder will be used for general corporate purposes, including acquisitions.

     As of September 30, 1996, the Company had no borrowings under the Senior Credit Facility and had outstanding letters of credit, totaling approximately $11.1 million, primarily to guarantee the payment of its workers' compensation expenses. In addition, the Company could borrow an additional $48.9 million under the Senior Credit Facility. While the amounts available under the Senior Credit Facility are determined by the terms of that Facility, management believes that, based on the Company's current financial position, borrowings of up to $100 million could readily be attained. Management believes that this borrowing capacity and cash flow from operations, together with amounts invested in cash equivalents will be sufficient to fund the Company's current operations and anticipated capital expenditure requirements, as well as provide at least a portion of the funds for future acquisitions. However, depending on the size and extent of any such acquisitions, additional acquisition or working capital financing might be required.

     In connection with the Merger, the Company has given notice to its Senior Credit Facility lender of the Company s intent to terminate the Senior Credit Facility effective November 30, 1996 pending consummation of the Merger.

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

     Capital expenditures, generally for computer equipment and peripherals and office furniture and fixtures, were $2,325,000 for the nine months ended September 30, 1996. The Company is presently considering various enhancements to its health care management information system, which, if implemented, may require, depending on the final configuration and system requirements, an investment of not less than $2.0 million. Other than the possible enhancement of its health care management information system, the Company anticipates that recurring capital expenditures, primarily for computer equipment and peripherals, will be approximately $3.0 million per year.

                      CAREER HORIZONS, INC. and SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd.)

     Inflation

     The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements.

                       CAREER HORIZONS, INC. and SUBSIDIARIES


     Item 6.  Exhibits and Reports on Form 8-K
              --------------------------------

              a) Exhibit No.     Description
                 -----------     -----------

                 Exhibit 2.1 Agreement and Plan of Merger by and among AccuStaff Incorporated, Sunrise Merger Corporation and Career Horizons, Inc. dated as of August 25, 1996 (without schedules). (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated August 25, 1996).

                 Exhibit 2.2     Stock Purchase Agreement dated August 28,
                                 1996 by and among Career Horizons, Inc., Wayne Berger, Juan Solano, III, Mary Turner, Drew Verret, The Juan Solano III Charitable Remainder Trust, the Wayne Berger Charitable Remainder Trust and the Wayne Berger Charitable Remainder Trust II. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated August 28, 1996).

                 Exhibit 2.3 Stock Purchase Agreement dated September 16, 1996 by and among Career Horizons, Inc., TSG Professional Services, Inc., Richard P. Merriam and Stephen I. Evanoff. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated September 16,
                                 1996).

                 Exhibit 11      Computation of Earnings Per Share

                 Exhibit 23.1 Consent of Levine, Hughes & Mithuen, Inc. (Incorporated by reference to Exhibit 23.1 of the Registrant's Current Report on Form 8-K dated August 28, 1996).

                 Exhibit 23.2 Consent of Dubois & Bornstein, P.C. (Incorporated by reference to Exhibit 23.1 of the Registrant's Current Report on Form 8-K dated September 16, 1996).

                 Exhibit 27      Financial Data Schedule

                 Exhibit 99.1 Press release, dated August 26, 1996 (Incorporated by reference to Exhibit
                                 99.1 of the Registrant's Current Report
                                 on Form 8-K dated August 25, 1996).

                    CAREER HORIZONS, INC. and SUBSIDIARIES

              -----------------------------------------

                 Exhibit No.     Description
                 -----------     -----------

                 Exhibit 99.2 Press release announcing the acquisition of Berger & Co. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated August 28, 1996).

                 Exhibit 99.3 Press release announcing the acquisition of TSG (Incorporated by reference to Exhibit
                                 99.1 of the Registrant's Current Report on
                                 Form 8-K dated September 16, 1996).

                 Exhibit 99.4 Press release dated October 9, 1996 (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated October 9, 1996).

                 Exhibit 99.5 Press release announcing the results of operations for the three and nine months ended September 30, 1996 and 1995 (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated October 22, 1996).

                 Exhibit 99.6 Press release announcing the acquisition of Legal Support Personnel, Inc.
                                 (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated October 24, 1996).

              b) Since July 1, 1996, the Company has filed the following
                 Reports on Form 8-K with the Securities and Exchange
                 Commission:

                 Date of Report     Explanation
                 --------------     -----------

                 July 24, 1996      Press release reporting the results of
                                    operations for the three and six months
                                    ended June 30, 1996 and 1995.

                 August 25, 1996    Agreement and Plan of Merger by and
                                    among AccuStaff Incorporated, Sunrise
                                    Merger Corporation and Career Horizons,
                                    Inc. dated as of August 25, 1996 and
                                    press  release dated August 26, 1996.

                   CAREER HORIZONS, INC. and SUBSIDIARIES

                 --------------     --------------------

                 August 28, 1996    Consolidated financial statements of
                                    Daedalian Group, Inc. and Subsidiaries
                                    as of April 30, 1996 and 1995 and for
                                    the three months then ended (Unaudited).

                                    Consolidated financial statements of
                                    Daedalian Group, Inc. and Subsidiaries
                                    as of January 31, 1996 and 1995 and for
                                    the years then ended (Audited).

                                    Unaudited pro forma financial information as follows:
                                       Pro forma combined balance sheet as
                                       of June 30, 1996
                                       Pro forma combined statements of
                                       income for the year ended June 30,
                                       1995, the six months ended December
                                       31, 1995 and the six months ended
                                       June 30, 1996.

                 September 16, 1996 Financial Statements of TSG Professional
                                    Services, Inc. as of June 30, 1996 and
                                    1995 and for the six months then ended
                                    (Unaudited).

                                    Financial Statements of TSG Professional
                                    Services, Inc. as of December 31, 1995
                                    and January 1, 1995 and for the years
                                    then ended (Audited).

                                    Unaudited pro forma financial information as follows:
                                    Pro forma combined balance sheet as of
                                    June 30, 1996.
                                    Pro forma combined statements of income
                                    for the year ended June 30, 1995, the six months ended December 31, 1995 and the six months ended June 30, 1996.

                 October 9, 1996    Press release announcing that the Joint
                                    Proxy Statement/Prospectus relating the
                                    Agreement and Plan of Merger under which Career Horizons will be acquired by and merged into a subsidiary of AccuStaff
                                    Incorporated was declared effective by
                                    the Securities and Exchange Commission
                                    and mailed to stockholders.

                 October 22, 1996   Press release reporting the results of
                                    operations for the three and nine months ended September 30, 1996 and 1995.

                 October 24, 1996   Press release announcing the acquisition
                                    of Legal Support Personnel, Inc.

                      CAREER HORIZONS, INC. and SUBSIDIARIES

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CAREER HORIZONS, INC.
                                           -----------------------
                                                 Registrant






     Date: November 11, 1996                /s/ Michael T. Druckman
          ------------------               ------------------------
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

                             INDEX TO EXHIBITS


         EXHIBIT NO.               DESCRIPTION
         -----------               -----------

         Exhibit 11                Computation of Earnings Per Share

         Exhibit 27                Financial Data Schedule